Form 10-K
period 2012-12-31
Essential Telecommunications, Inc.
filed 2013-04-15
CIK 1559010

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2012


[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from          to

                   Commission file number 000-54825

                 ESSENTIAL TELECOMMUNICATIONS, INC.
         (Exact name of registrant as specified in its charter)


                   BEACHGATE ACQUISITION CORPORATION
                   (former name of Registrant)

            Delaware                            46-1856006
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

           705 Commerce Street, Southlake, Texas 76092
        (Address of principal executive offices)  (zip code)


Registrant's telephone number, including area code:

    Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Exchange Act:

             Common Stock, $.0001 par value per share
                    (Title of class)



Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
						[  ] Yes   [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

						[  ] Yes   [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

						[ X ] Yes   [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T (Section 232.405 of this chapter) during the preceding 12 months
(or for such shorter period that the reistrant was required to submit and post such files).

						[ X ] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
						[ X ] Yes   [  ] No


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  [  ]       Accelerated filer         [   ]
Non-accelerated filer    [  ]       Smaller reporting company [ X ]
  (do not check if smaller reporting company)


Indicate by check mark whether the registrant is a shell company
   (as defined in Rule 12b-2 of the Exchange Act).

						[ X ] Yes   [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

							    $ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

       Class                                  Outstanding at
                                               April 1, 2013

Common Stock, par value $0.0001                 1,500,000
Documents incorporated by reference:            None


                               PART I

Item 1.  Business

Subsequent Event

      On March 25, 2013, subsequent to the date of this Report, the Registrant effected a change in control by the following transactions:


   The Registrant redeemed an aggregate of 19,500,000 of the then
   20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

   James Cassidy and James McKillop each resigned as the Registrant's president, secretary and director and vice president and director, respecdtively.

  The following individuals were named as the directors of the Registrant:

			Louis A. White (chairman)
			David F. Martin
			Bassam Abdallah

	David F. Martin and Bassam Abdallah were appointed Chief
Executive Officer Chief Operating Officer, respectively.

        On March 26, 2013 the Company issued 1,000,000 shares of its common stock to Louis A. White.

	The information herewith has been updated to reflect this change in control but the financial statements are prepared through the date December 31, 2012.

Business

      Essential Telecommunications, Inc. (formerly Beachgate Acquisition Corporation) ("Essenetial" or the "Company") was incorporated on July
23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception. In addition to a change in control of its management and shareholders, the Company's operations to date have been limited to issuing shares and filing a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934. The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

     On October 10, 2012, the Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof which became automatically effective 60 days thereafter.

    The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

     The Company has no employees.

     The Company has entered into an agreement with Tiber Creek Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and for the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.

CURRENT ACTIVITIES

     The Company anticipates that it will develop operations as an wireless ETC telecommunication company. An ETC (eligible telecommunications carrier) is a government assisted wireless telecommunications provider offering free wireless phones and services for low-income subscribers through a federal mandated low-income assistance program (Lifeline).

      The Company May develop its operations by marketing and internal growth and/or by effecting a business combination with an operating or other company in the field. The Company anticipates that if it enters such a business combination it would likely take the form of a merger.
It is anticipated that such private company will bring with it to such merger key operating business activities and a business plan. As of the date of this Report, no agreements have been executed to effect any business combination.

     If and when the Company chooses to enter into a business combination, it will likely file a registration statement after such business combination is effected.

     A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. The Company may wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

     As of December 31, 2012, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2012, the Company had sustained a net loss of $1,357 and had an accumulated deficit of $1,357.

     The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for a business combination that would provide a basis of possible operations.

     Tiber Creek Corporation paid, without expectation of repayment, all expenses incurred by the Company until the change in control at which time new management of the Company undertook payment of such expenses. Because of the absence of any on-going operations, these expenses are anticipated to be relatively low.

      There is no assurance that the Company will ever be profitable.

Item 2.  Properties

     The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of its president at no cost to the Company.

Item 3.  Legal Proceedings

     There is no litigation pending or threatened by or against the Company.


Item 4.  Mine Safety Disclosures.

      Not applicable.

                              PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      There is currently no public market for the Company's securities.

     The Company may wish to cause the Company's common stock to trade in one or more United States securities markets. At such time as it qualifies, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board.

     The OTC Bulletin Board is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

     Since inception, the Company has sold securities which were not registered as follows:

                                            NUMBER OF
DATE                     NAME               SHARES       CONSIDERATION

July 30, 2012	    Tiber Creek 	     10,000,000    $1,000
		    Corporation (1)    (9,750,000 redeemed 3/25/2013)

July 30, 2012      MB Americus LLC (2)      10,000,000	   $1,000
                                       (9,750,000 redeemed 3/25/2013)

March 26, 2013     Louis A. White            1,000,000     $100

(1) James Cassidy, was the president and a director of the Company, is the sole shareholder and director of Tiber Creek Corporation, a Delaware corporation, and Mr. Cassidy may be deemed to be the beneficial owner of the shares of stock owned by Tiber Creek Corporation.

(2) James McKillop is the sole principal of MB Americus LLC, a California limited liability corporation. Mr. McKillop is deemed to be the beneficial owner of the shares of stock owned by MB Americus LLC.

Item 6.  Selected Financial Data.

	There is no selected financial data required to be filed for a smaller reporting company.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   the Company has no operations nor does it currently engage in any business activities generating revenues. The Company's principal business objective is to develop operations as a wirele-ss ETC telecommunications provider offering free wireless phones and services for low-income subscribers through a federal mandated low-income assistance program (Lifeline) through development of its operations and/or by effecting a business combination with a target company.

     As of December 31, 2012, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2012, the Company had sustained a net loss of $1,357 and had an accumulated deficit of $1,357.

    The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

     Tiber Creek Corporation paid, without expectation of repayment, all expenses incurred by the Company until the change in control at which time new management of the Company undertook payment of such expenses. Because of the absence of any on-going operations, these expenses are anticipated to be relatively low.

     The Company has entered into an agreement with Tiber Creek Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and for the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.


2012 Year-End Analysis

      The Company has received no income, has had no operations nor expenses, other than Delaware state fees and incorporation and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

     As of December 31, 2012, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2012, the Company had sustained a net loss of $1,357 and had an accumulated deficit of $1,357.

Item 8.  Financial Statements and Supplementary Data

     The financial statements for the year ended December 31, 2012 are attached hereto.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     There were no disagreements with the Company's accountants on accounting or financial disclosure for the period covered by this report.

Item 9A.   Controls and Procedures

    Pursuant to Rules adopted by the Securities and Exchange Commission. the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the then Company's principal executive officer (who was also the principal financial officer).

     Subsequent to the date of that evaluation, the Company has effected a change in control, including a change of its officers, directors and controlling shareholders. However, new management has not mamde any significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, the principal executive officer believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the current day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

     The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's principal officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaedway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

     Anton & Chia, the independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

     There were no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information

     Not applicable.

                             PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;


     The Directors and Officers of the Company are as follows:

      Name                      Positions and Offices Held
     -----------------               -----------
     David F. Martin            Chief Executive Officer, Director
     Bassam Abdallah	        Chief Operating Officer, Director
     Louis A. White             Director

Management of the Company

     The Company has no full time employees.

    On March 25, 2013, James Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned as directors and all offices of the Company. Messrs. Cassidy and McKillop each beneficially retain 250,000 shares of the Company's common stock.

    David F. Martin was named the Chief Executive Officer of the Company and Bassam Abdallah named its Chief Operating Officer.

Conflicts of Interest

	Louis A. White serves as a director of the COmpany and is also its majority shareholder. Mr. White is the founder of two ETC (Eligible Telecommunications Carrier) companies which operate in the Lifeline market:
Assist Wireless, LLC and US Connect, LLC. Assist Wireless was founded in November 2010 and has an estimated current annual revenue of $40MM and US Connecti, LLC was founded in August, 2011 and has an estimated current annual revenue of $8.6MM. Mr. White is the founder and Chief Executive Officer of ReWireless, LLC and ASAP Distributors, LLC which have distributed over 300,000 free wireless phones. Mr. White has worked in the internet, electricity, and telecommunications for his entire career and has a special expertise in providing guidance to a start-up company from the conceptual phase to the operational phase and exit phase. Mr. White has served as an advisor to Georgia State's Business School and has been honored by that school was a success model case study at the Georgia State University Business School. Mr. White studied pre-law with a business administration focus at The Ohio State University and earned a paralegal degree from the Columbus Paraprofessional Institute. He served on the Operating Committee of the MIT Enterprise Committee of Atlanta and was an honorary member of the Business Advisory Council for the National Republican Congressional Committee.

	David F. Martin serves as the Chief Executive Officer and a director of the Company. Mr. Martin has worked in the distribution, warehousing, inventory control and logistics areas since 1988 with a special knowledge of the international environment and foreign trade zones. Throughout his career, Mr. Martin has consistently decreased departmental and company loss and increased efficiency and productivity. He has worked as a consultant analyzing business processes and advising new business strategies and models to increase operational efficiency. Mr. Martin is a graduate of the University of Texas at Arlington and holds a Bachelor of Science degree in Business Administration.

	Bassam Abdallah serves as Chief Operating Officer and a director of the COmpany. Mr. Abdallah received his Bachelor of Science degree in Computer Science in 1983 from DePaul University. From 1983 to 1988, Mr. Abdallah worked as computer program at Isticharat and then with the California Judicial Council. In 1998 Mr. Abdallah determined to change career paths and entered the telecommunications field. From 1998 to 2008, Mr. Abdallah worked with Global Connections where he supervised the in-house development of the company's software applications. Mr. Abdallah is a Board Member of the NALA Organization. With expertise in the 1996 deregulation code and its impact on the telecommunication industry, Mr. Abdallah has assisted in effectively negotiating interconnection agreements with other telecommunication companies. Mr. Abdallah diligently maintains currency and develops his expertise on networking, voice components, switches, common transport, loops and ports. This expertise is crucial to participate in the ATT User Group meetings which allow Global Connections to discuss the issues between Bellsouth and the CLEC community in order to improve productivity. Mr. Abdallah was in charge of cost control for Global Connection for eight years during which time the company showed strong profits. Mr. Abdallah has a valuable knowledge of VOIP technology and an expertise in how data flows between departments and how to make such communication flow efficient and effortless.

     There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

     Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has only three shareholders, one of whom also serves as a director. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code. At the time the Company enters into a business combination or other corporate transaction or begins operations, the current officers and directors may recommend that such a code be adopted.

     Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. The Company has no activities, and receives no revenues. At such time that the Company begins operations or receives revenue or enters into a business combination and/or has additional shareholders and a larger board of directors, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there are only three shareholders of the Company, there is no established process by which shareholders to the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.

Item 11.  Executive Compensation

     The Company's officers and directors do not receive any compensation for services rendered to the Company, nor has any former officer or director received any compensation in the past. The sole officer and director is not accruing any compensation pursuant to any agreement with the Company.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

     The Company does not have a compensation committee for the same reasons as described above.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters

     The following table sets forth, as of December 31, 2012, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company's common stock. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address              Amount of Beneficial     Percent of
of Beneficial Owner               Ownership          Outstanding Stock


Louis A. White       	            1,000,000		 67%
Director

David F. Martin                      0
CEO and director

Bassam Abdallah                      0
COO and director

James Cassidy (1)                    250,000             16.5%
215 Apolena Avenue
Newport Beach, CA 92662

James McKillop (2)                   250,000             16.5%
9454 Wilshire Boulevard
Beverly Hills, California 90212

All Executive Officers and          1,000,000
Directors as a Group (3 Persons)

     (1) As the sole shareholder, officer and director of Tiber Creek Corporation, a Delaware corporation, Mr. Cassidy is deemed to be the beneficial owner of the shares of common stock of the Company owned by it.

     (2) As the sole principal of MB Americus LLC, a California business entity, Mr. McKillop is deemed to be the beneficial owner of the shares of the Company owned by it.


Item 13.  Certain Relationships and Related Transactions and
	  Director Independence

   Louis A. White is the majority shareholder of the Company and also serves as a director.

    As the organizers and developers of Beachtree Acquisition
Corporation the predecessor name to the Company, James Cassidy and James McKillop may be considered promoters. Mr. Cassidy provided services to the Company without charge consisting of preparing and filing the charter corporate documents and preparing its registration statement of Form 10. Tiber Creek Corporation, a company of which Mr. Cassidy is the sole director, officer and shareholder, paid all expenses incurred by the Company until March 25, 2013 the date of the change in control, without repayment. Tiber Creek is a shareholder of the Company and may receive benefits in the future if the company is able to effect a business combination beneficial to the company.

    The Company is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. It is likely Mr. Jones would not be considered an independent director if it were to do so.


Item 14.  Principal Accounting Fees and Services.

    The Company has no activities, no income and no expenses except for independent audit and incorporation and Delaware state fees. The Company's current and former president donated their time in preparation and filing of all state and federal required taxes and reports.


Audit Fees

     The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

                         December 31, 2012
	                 -----------------

Audit-Related Fees          $ 750


	The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.



                        PART IV


Item 15.  Exhibits, Financial Statement Schedules

	There are no financial statement schedules nor exhibits filed herewith. The exhibits filed in earlier reports and the Company's Form 10 are incorporated herein by reference.

FINANCIAL STATEMENTS




Report of Independent Registered Public Accounting Firm             1

Balance Sheet as of December 31, 2012                               2

Statement of Operations for the period from July 23, 2012
(Inception) to December 31, 2012                                    3

Statement of Changes in Stockholders' Equity for the
period from July 23, 2012 (Inception) to December, 2012             4

Statement of Cash Flows for the period from July 23, 2012
(Inception) to December 31, 2012                                    5

Notes to Financial Statements                                      6-9

ANTON & CHIA                             CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Beachgate Acquisition Corporation (a development stage company)


We have audited the accompanying balance sheet of Beachgate
Acquisition Corporation (the "Company") (a development stage company) as of December 31, 2012, and the related statement of operations, stockholders' equity and cash flows for the period from July 23, 2012 (Inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and the results of its operations and its cash flows from July 23, 2012 (Inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Anton & Chia LLP

Newport Beach, CA

April 12, 2013

                        BEACHGATE ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET

                       ASSETS
                                                   December 31,
                                                        2012
                                                 -----------------

  Current Assets
    Cash                                         $         2,000
                                                 -----------------
                       Total assets              $         2,000
                                                 =================

             LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities                            $           350
                                                 -----------------
            Total liabilities                                350
                                                 -----------------

  Stockholders' equity
    Preferred stock, $0.0001 par value,                       -
    20,000,000 shares authorized; none
    outstanding

    Common Stock; $0.0001 par value,                       2,000
    100,000,000 shares authorized;
    20,000,000 shares issued and
    outstanding

  Additional paid-in capital                               1,007
  Deficit accumulated during the
    development stage                                     (1,357)
                                                 -----------------
          Total stockholders' equity                       1,650
                                                 -----------------

          Total Liabilities and
          Stockholders' Equity                   $         2,000
                                                 =================


 The accompanying notes are an integral part of these financial statements

                        BEACHGATE ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS

                                          For the period from July 23, 2012
                                           (Inception) to December 31, 2012
                                          ---------------------------------
    Revenue                                $                            -

    Cost of revenue                                                     -
                                          ---------------------------------
                 Gross profit                                           -
                                          =================================

    Operating expenses                                               1,357
                                          ---------------------------------
    Loss before Income Taxes                                        (1,357)
                                          =================================

    Income tax                                                          -
                                          ---------------------------------
    Net loss                               $                        (1,357)
                                          =================================

    Loss per share - basic and diluted     $                         (0.00)
                                          =================================

    Weighted average shares-
       basic and diluted                                        20,000,000
                                          =================================


 The accompanying notes are an integral part of these financial statements

                        BEACHGATE ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                Deficit
                                                                Accumulated
                             Common Stock           Additional  During the    Total
                           ----------------------   Paid-In     Development   Stockholders'
                           Shares       Amount      Capital     Stage         Equity
                           ----------   ---------   ---------   ----------    ------------
Balance, July 23,
  2012 (inception)                -     $     -     $      -    $       -     $        -

Issuance of common stock   20,000,000      2,000           -            -           2,000

Additional paid-in
  capital                         -           -        1,007            -           1,007

Net loss                          -           -            -       (1,357)         (1,357)
                           ----------   ---------   ---------   ----------    ------------
Balance,
 December 31, 2012         20,000,000    $ 2,000     $ 1,007     $ (1,357)     $    1,650
                           ==========    ========    ========    =========     ===========




 The accompanying notes are an integral part of these financial statements

                     BEACHGATE ACQUISITION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                          STATEMENT OF CASH FLOWS

                                                 For the period from
                                                    July 23, 2012
                                                    (Inception) to
                                                  December 31, 2012
                                                 ------------------
OPERATING ACTIVITIES

   Net loss                                      $          (1,357)
                                                 ------------------

   Changes in Operating assets and liabilities:
       Accrued liabilities                                     350
                                                 ------------------
       Net cash used in operating activities                (1,007)
                                                 ------------------
FINANCING ACTIVITIES

   Proceeds from issuance of common stock                    2,000
   Proceeds from stockholders' contribution                  1,007
                                                 ------------------
       Net cash provided by financing activities             3,007
                                                 ------------------
   Net increase in cash                                      2,000

   Cash, beginning of period                                    -
                                                 ------------------
   Cash, end of period                            $          2,000
                                                 ==================


 The accompanying notes are an integral part of these financial statements

                     BEACHGATE ACQUISITION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                     Notes to the Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Beachgate Acquisition Corporation ("Beachgate" or "the Company") was incorporated on July 23, 2012 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Beachgate has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. Beachgate will attempt to locate and negotiate with a business entity for the combination of that target company with Beachgate. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under
Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that Beachgate will be successful in locating or negotiating with any target company. Beachgate has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

On February 4, 2013, the shareholders of the Company and the Board of Directors unanimously approved the change of the Company's name to Essential Telecommunications, Inc. and file such change with the State of Delaware.

On March 25, 2013, David F. Martin and Bassam Abdalla were appointed Chief Executive Officer and Chief Operating Officer, respectively.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2012.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2012.
                                     6

                     BEACHGATE ACQUISITION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                     Notes to the Financial Statements

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2012, there were no deferred taxes.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2012, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

  Level 3 inputs are unobservable inputs for the asset or liability.

The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments.

NOTE 2 - GOING CONCERN

The Company is in the development stage and has no revenues or profits since its inception on July 23, 2012. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

                     BEACHGATE ACQUISITION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                     Notes to the Financial Statements


These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiate with a business entity for the combination of that target company with the Company.

Tiber Creek Corporation, a company affiliated with management, will pay all expenses incurred by the Company until a business combination is effected, without repayment. There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 2012, the Company adopted ASU No. 2011-04,
Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC)
Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

Effective January 2012, the Company adopted ASU No. 2011-05,
Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all nonowner changes in shareholders' equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No.
2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards
Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of
ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet
(Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any; adoption of ASU 2011-11 will have on its financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of
Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any; the adoption of ASU 2013-02 will have on its financial statements.

                     BEACHGATE ACQUISITION CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                     Notes to the Financial Statements


NOTE 4   STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2012, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

On July 31, 2012, the Company issued 20,000,000 common shares to two directors and officers for $2,000 in cash.

NOTE 5   SUBSEQUENT EVENTS

On March 25, 2013, the following events occurred which resulted in a change of control of the Company:

On March 25, 2013, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

On March 25, 2013, James M. Cassidy resigned as the Company's president, secretary and director.

On March 25, 2013, James McKillop resigned as the Company's vice president and director.

On March 25, 2013, David F. Martin and Bassam Abdallah were appointed Chief Executive Officer and Chief Operating Officer, respectively.

On March 26, 2013, Essential Telecommunications, Inc. (formerly
Beachgate Acquisition Corporation) (the "Company") issued 1,000,000 shares of its common stock at par representing 67% of the total outstanding 1,500,000 shares of common stock.

                          SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ESSENTIAL TELECOMMUNICATIONS, INC.
                             Formerly Beachtree Acquisition Corporation


                              By:   /s/ David F. Martin
					Principal executive officer
Dated: April 15, 2013


                              By:   /s/ David F. Martin
                                        Principal financial officer

Dated: April 15, 2013


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ Louis A. White            Director            April 15, 2013

/s/ David F. Martin           Director            April 15, 2013

/s/ Bassam Abdallah           Director            April 15, 2013